Form 10QSB
period 2007-10-31
Jesters Resources, Inc.
filed 2007-12-18
CIK 1413661

=========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-146401

JESTERS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

201 - 6188 Patterson Ave.
Burnaby, British Columbia
Canada V5H 2M1
(Address of principal executive offices, including zip code.)

(604) 725-4836
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 14, 2007, the Company had 1,000,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Jesters Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	October 31,	July 31,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$6,358	$10,003
Total Current Assets	6,358	10,003
Mining property acquisition costs, less reserve for
impairment of $1,000	-	-
Total Assets	$6,358	$10,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Due to related party	$27,161	$24,573
Total current liabilities	27,161	24,573
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized
100,000,000 shares, issued and outstanding 0 shares	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 1,000,000 and 1,000,000	10	10
shares, respectively
Deficit accumulated during the exploration stage	(20,813)	(14,580)
Total stockholders' equity (Deficiency)	(20,803)	(14,570)
Total Liabilities and Stockholders' Equity (Deficiency)	$6,358	$10,003

See note to financial statements.

Jesters Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative during
			the Exploration
	Three months		Stage
	ended		(June 19, 2007
	October 31,		To October 31,
	2007		2007)

Revenue	$-		$-

Costs and expenses
Mining property exploration costs	-		3,000
Impairment of mining property acquisition costs	-		1,000
General and administrative	6,233		16,813
Total Costs and Expenses	6,233		20,813
Net Loss	$(6,233	) $	(20,813)

Net Loss per share
Basic and diluted	$(0.01)

Number of common shares used to compute loss per share
Basic and Diluted	1,000,000

See notes to financial statements.

Jesters Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		during the
		Exploration
	Three months	Stage (June 19,
	ended October 31,	2007 to October
	2007	31, 2007)

Cash Flows from Operating Activities
Net loss	$(6,233)	$(20,813)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mining property acquisition costs	-	1,000
Net cash provided by (used for) operating activities	(6,233)	(19,813)

Cash Flows from Investing Activities
Acquisition of mining property	-	(1,000)
Net Cash provided by (used for) investing activities	-	(1,000)

Cash Flows from Financing activities
Proceeds from loans from related party	2,588	27,161
Proceeds from sales of common stock	-	10
Net cash provided by (used for) financial activities	2,588	27,171

Increase (decrease) in cash	(3,645)	6,358
Cash, beginning of period	10,003	-

Cash, end of period	$6,358	$6,358

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Organization

Jesters Resources, Inc. (the “Company”) was incorporated in the State of Nevada on June 19, 2007.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of October 31, 2007 and for the three months then ended, and for the period June 19, 2007 (inception) to October 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2007 and the results of operations and cash flows for the periods ended October 31, 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended October 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended July 31, 2007 as included in our report on Form SB-2/A filed October 1, 2007.

3.	MINERAL PROPERTY

Pursuant to a mineral property purchase agreement dated June 30, 2007, the Company acquired a 100% undivided right, title and interest in the JR mineral claim, located approximately 7 miles west of the Town of Osoyoos, Okanogan Region of British Columbia, Canada, for $1,000. The Tenure Number ID is 561450, which expires June 26, 2008. The property is in the name of Yanhua Xu held by her in trust for the Company.

In June 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $55,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2007, the Company provided a $1,000 reserve for impairment of the mining property acquisition costs.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)

4.	DUE TO RELATED PARTY

At October 31, 2007, the Company is indebted to the president of the Company for cash advances of $27,162. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.	COMMON STOCK

In July 2007, the Company issued a total of 1,000,000 shares of common stock to the president of the Company for total cash proceeds of $10.

At October 31, 2007, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $7,076 at October 31, 2007 attributable to the future utilization of the net operating loss carryforward of $20,813 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $14,580 in year 2027 and $6,233 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7.	SUBSEQUENT EVENT

On November 6, 2007, the Securities and Exchange Commission (“SEC”) “declared effective” the Company’s registration statement on Form SB-2 in connection with a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. The offering is being self-underwritten on a “best efforts, all or none basis” as to the first 1,000,000 shares and on a “best efforts basis” as to the remaining 1,000,000 shares for a period of up to 270 days. Subscription proceeds are to be maintained in a separate bank account until the Company receives a minimum of $100,000; in the event that 1,000,000 shares are not sold within the 270 days, all money received is to be promptly returned to the subscribers.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by other. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The property is comprised of 8 contiguous cells totaling 417 acres. At the center of the property the latitude is 49° 01’ 0" N and the longitude is 119° 35’ 50" W. The claim is motor vehicle accessible from the Town of Osoyoos, B.C. by traveling two miles west along Highway #3 and then traveling south past Kilpoola Lake for approximately 4.5 miles by gravel ranch roads to the mineral claim.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our property, and whether any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the recording of the property by James McLeod and a physical examination of the property by Ms. Xu, our sole officer and director. The registration of the cells was included in the $4,000 paid to James McLeod. No additional payments were made or are due to James McLeod for his services. The claims were recorded in Ms. Xu’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In July 2007, Ms. Xu executed a declaration of trust acknowledging that she holds the property in trust for us and she will not deal with the property in any way, except to transfer the property to us. In the event that Ms. Xu transfers title to a third party, the declaration of trust will be used as evidence that she breached her fiduciary duty to us. Ms. Xu has not provided us with a signed or executed bill of sale in our favor. Ms. Xu will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Ms. Xu does not have a right to sell the property to anyone. She may only transfer the property to us. She may not demand payment for the claims when she transfers them to us. Further, Ms. Xu does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Ms. Xu must transfer title to us, without payment of any kind, upon our demand, whether mineralized material is found on the claims or not.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining properties may or may not be located under our property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of our property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Ms. Xu, after confirming with our consultant, will determine where drilling will occur on the property. Ms. Xu will not receive fees for her services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Richmond, British Columbia. We have not selected any of the foregoing as of the date of this prospectus. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. To pay the consultants and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this prospectus, we have no plans to raise additional funds other than the funds being raised in this public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We don’t intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologist will evaluate the information derived from the exploration and excavation and the engineer will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones:

1.

0-90 days after completion of the offering - retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Richmond, British Columbia who we intend to interview.

2.

90-180 days after completion of the offering - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $60,500 to $142,000. Time to conduct the core drilling - 90 days. The core driller will be retained by our consultant.

3.	180-210 days after completion of the offering - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground.

If mineralized material is found, we will attempt to define the ore body. We estimate that it will take 30 days and cost $3,000 to analyze the core samples.

     The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section of our prospectus. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price increases in services.

     To become profitable and competitive, we must conduct research in the form of exploration on the property. We are seeking equity financing to provide the capital required to implement our research and exploration phases. We believe that the funds raised from this offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from this offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others.

     Ms. Xu has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclaiming the property should mineralized material not be found. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Ms. Xu has agreed to advance the funds, the agreement is unenforceable as a matter of law since there is no consideration for her agreement. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We acquired one mineral claim containing eight cells. We will begin our exploration plan upon completion of this offering. We expect to start exploration operations, weather permitting, within 90 days of completing this offering. As of the date of this prospectus we have yet to begin operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 1,000,000 shares of our common stock and received $10.

     We issued 1,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $10. This was accounted for as an acquisition of shares. Yanhua Xu covered our initial expenses of $24,573 including incorporation, accounting and legal fees and for registering the property, all of which was paid directly to Mr. McLeod, our attorney and our accountant. The amount owed to Ms. Xu is non-interest bearing, unsecured and due on demand. Further, the agreement with Ms. Xu is oral and there is no written document evidencing the agreement.

     As of October 31, 2007, our total assets were $6,358 and our total liabilities were $27,161 for a working capital deficit of $20,803.

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 6, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-146401) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report no shares have been sold.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of December, 2007.

JESTERS RESOURCES, INC.

BY:  YANHUA XU
        Yanhua Xu, President, Principal Executive
        Officer, Treasurer, Principal Financial Officer,
        Principal Accounting Officer and sole member
        of the Board of Directors.

EXHIBIT INDEX

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d- 15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

PRINT PDF VERSION