Form 10-Q
period 2008-01-31
Jesters Resources, Inc.
filed 2008-03-17
CIK 1413661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-146401

JESTERS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

201 - 6188 Patterson Ave.
Burnaby, British Columbia
Canada V5H 2M1
(Address of principal executive offices, including zip code.)

(604) 725-4836
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X] NO [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                                                                                               Large accelerated filer     [    ]                                         Accelerated filer                       [    ]

                                                                                                               Non-accelerated filer        [    ]                                         Smaller reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [    ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000 as of March 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	July 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,062	$10,003
Total Current Assets	2,062	10,003
Mining property acquisition costs, less reserve for
impairment of $1,000	-	-
Total Assets	$2,062	$10,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities

Due to related party	$37,311	$24,573
Total current liabilities	37,311	24,573
Stockholders' Equity (Deficiency)

Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 shares	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 1,000,000 shares	10	10
Deficit accumulated during
the exploration stage	(35,259)	(14,580)
Total stockholders' equity (deficiency)	(35,249)	(14,570)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,062	$10,003

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

				Cumulative during
				the Exploration
	Three Months		Six Months	Stage (June 19,
	Ended January		Ended January	2007 To January
	31, 2008		31, 2008	31, 2008)

Revenue	$-		$-	$-

Cost and expenses
Mining property exploration costs	-		-	3,000
Impairment of mining property acquisition costs	-		-	1,000
General and administrative expenses	14,446		20,679	31,259
Total Costs and Expenses	14,446		20,679	35,259
Net Loss	$(14,446	) $	(20,679)	$(35,259)

Net Loss per share
Basic and diluted	$(0.01	) $	(0.02)

Number of common shares used to compute loss per share
Basic and diluted	1,000,000		1,000,000

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Cumulative during the
		Exploration Stage (June
	Six Months Ended	19, 2007 To January 31,
	January 31, 2008	2008)

Cash Flows from Operating Activities
Net loss	$(20,679)	$(35,259)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	1,000
Net cash provided by (used for) operating activities	(20,679)	(34,259)

Cash Flows from Investing Activities
Mineral property acquisition cost	-	(1,000)
Net cash provided by (used for) investing activities	-	(1,000)

Cash Flows from Financing Activities
Proceeds from issurance of common stock	-	10
Due to related party	12,738	37,311
Net cash provided by (used for) financial activities	12,738	37,321

Increase (decrease) in cash	(7,941)	2,062
Cash, beginning of period	10,003	-

Cash, end of period	$2,062	$2,062

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMETNS
JANUARY 31, 2008
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

The unaudited financial statements as of January 31, 2008 and for the three and six months then ended, and for the period June 19, 2007 (inception) to January 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2008 and the results of operations and cash flows for the periods ended January 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended January 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended July 31, 2007 as included in our report on Form SB-2/A filed October 23, 2007.

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

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMETNS
JANUARY 31, 2008
(Unaudited)

4.	DUE TO RELATED PARTY

At January 31, 2008, the Company is indebted to the president of the Company for cash advances of $37,311. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.	COMMON STOCK

In July 2007, the Company issued a total of 1,000,000 shares of common stock to the president of the Company for total cash proceeds of $10.

At January 31, 2008, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $11,988 at January 31, 2008 attributable to the future utilization of the net operating loss carryforward of $35,259 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $14,580 in year 2027 and $20,679 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7.	Public Offering

On November 6, 2007, the Securities and Exchange Commission (“SEC”) “declared effective” the Company’s registration statement on Form SB-2 in connection with a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. The offering is being self-underwritten on a “best efforts, all or none basis” as to the first 1,000,000 shares and on a “best efforts basis” as to the remaining 1,000,000 shares for a period of up to 270 days. Subscription proceeds are to be maintained in aseparate bank account until the Company receives a minimum of $100,000; in the event that 1,000,000 shares are not sold within the 270 days, all money received is to be promptly returned to the subscribers.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will suspend exploration operations.

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

     In the event that we close the minimum offering ($100,000), we intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Ms. Xu, after confirming with our consultant, will determine where drilling will occur on the property. Ms. Xu will not receive fees for her services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Richmond, British Columbia.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our public offering. If we raise the minimum amount of money, we plan to drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we plan to drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. To pay the consultants and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will suspend operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

     To become profitable and competitive, we must conduct research in the form of exploration on the property. We are seeking equity financing to provide the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others.

     Ms. Xu has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclaiming the property should mineralized material not be found. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Ms. Xu has agreed to advance the funds, the agreement is unenforceable as a matter of law since there is no consideration for her agreement. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We acquired one mineral claim containing eight cells. We will begin our exploration plan upon completion of this offering. We expect to start exploration operations, weather permitting, within 90 days of completing this offering. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 1,000,000 shares of our common stock and received $10.

     We issued 1,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $10. This was accounted for as an acquisition of shares. Yanhua Xu subsequently advanced funds to the Company to cover expenses such as incorporation, accounting and legal fees and for registering the property. The amount owed to Ms. Xu is non-interest bearing, unsecured and has no specific terms of repayment. Further, the agreement with Ms. Xu is oral and there is no written document evidencing the agreement.

     As of January 31, 2008, our total assets were $2,062 and our total liabilities were $37,311 for a working capital deficit of $35,249.

Recent Accounting Pronouncements

     Certain accounting pronouncements have been issued by the FASB and other standards setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

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

Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2008.

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