Form 10-Q
period 2008-04-30
Jesters Resources, Inc.
filed 2008-06-12
CIK 1413661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-146401

JESTERS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

201 - 6188 Patterson Ave.
Burnaby, British Columbia
Canada V5H 2M1
(Address of principal executive offices, including zip code.)

(604) 725-4836
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000 as of June 6, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	July 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$544	$10,003
Total Current Assets	544	10,003
Mining property acquisition costs, less reserve for
impairment of $1,000	-	-
Total Assets	$544	$10,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Account payable	1,005	-
Due to related party	$37,311	$24,573
Total current liabilities	38,316	24,573
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 shares	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 1,000,000 shares	10	10
Deficit accumulated during
the exploration stage	(37,782)	(14,580)
Total stockholders' equity (deficiency)	(37,772)	(14,570)
Total Liabilities and Stockholders' Equity (Deficiency)	$544	10,003

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
			Exploration
			Stage (June
	Three Months	Nine Months	19, 2007To
	Ended April	Ended April	April 30,
	30, 2008	30, 2008	2008)

Revenue	$-	$-	$-

Costs and expenses
Mining property exploration costs	-	-	3,000
Impairment of mining property acquisition costs	-	-	1,000
General and administrative expenses	2,523	23,202	33,782
Total Costs and Expenses	2,523	23,202	37,782
Net Loss	$(2,523)	$(23,202)	$(37,782)

Net Loss per share
Basic and diluted	$0.00	$(0.02)

Number of common shares used to compute loss per share
Basic and Diluted	1,000,000	1,000,000

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period June 19, 2007 (Inception) to April 30, 2008
(Expressed in US Dollars)

			Deficit
			Accumulated	Total
	Common Stock, $0.00001		During the	Stockholders'
	Par Value		Exploration	Equity
	Shares	Amount	Stage	(Deficiency)
Common stock issued
- July, 2007 at $0.00001 per share	1,000,000	$10	$-	$10
Net loss for the period June 19,
2007 (inception) to July 31, 2007	-	-	(14,580)	(14,580)
Balance, July 31, 2007	1,000,000	10	(14,580)	(14,570)
Unaudited:
Net loss for the nine months
ended April 30, 2008	-	-	(23,202)	(23,202)
Balance, April 30, 2008	1,000,000	$10	$(37,782)	$(37,772)

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Cumulative
		during the
		Exploration
	Nine Months	Stage (June 19,
	Ended April 30,	2007 To April
	2008	30, 2008)

Cash Flows from Operating Activities
Net loss	$(23,202)	$(37,782)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	1,000
Account payable	1,005	1,005
Net cash provided by (used for) operating activities	(22,197)	(35,777)

Cash Flows from Investing Activities
Mineral property acquisition cost	-	(1,000)
Net cash provided by (used for) investing activities	-	(1,000)

Cash Flows from Financing Activities
Proceeds from issurance of common stock	-	10
Due to related party	12,738	37,311
Net cash provided by (used for) financial activities	12,738	37,321

Increase (decrease) in cash	(9,459)	544
Cash, beginning of period	10,003	-

Cash, end of period	$544	$544

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

JESTERS RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
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

2. INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of April 30, 2008 and for the three and nine months then ended, and for the period June 19, 2007 (inception) to April 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2008 and the results of operations and cash flows for the periods ended April 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended April 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the audited financial statements at that date.

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

3. MINERAL PROPERTY

Pursuant to a mineral property purchase agreement dated June 30, 2007, the Company acquired a 100% undivided right, title and interest in the JR mineral claim, located approximately 7 miles west of the Town of Osoyoos, Okanogan Region of British Columbia, Canada, for $1,000. The Tenure Number ID is 561450, which expires June 27, 2008. The property is in the name of Yanhua Xu held by her in trust for the Company.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

In June 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $55,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2007, the Company provided a $1,000 reserve for impairment of the mining property acquisition costs.

4. DUE TO RELATED PARTY

At April 30, 2008, the Company is indebted to the president of the Company for cash advances of $37,311. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5. COMMON STOCK

In July 2007, the Company issued a total of 1,000,000 shares of common stock to the president of the Company for total cash proceeds of $10.

At April 30, 2008, there are no outstanding stock options or warrants.

6. INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $12,846 at April 30, 2008 attributable to the future utilization of the net operating loss carryforward of $37,782 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $14,580 in year 2027 and $23,202 in year 2028.

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

As of June 6, 2008, no subscription proceeds have been received by the Company.

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

     We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our public offering. If we raise the minimum amount of money, we plan to drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we plan to drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

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

2.

90-180 days after completion of the offering - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $60,500 to $142,000. Time to conduct the core drilling - 90 days. The core driller will be retained by our consultant.

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

     As of April 30, 2008, our total assets were $544 and our total liabilities were $38,316 for a working capital deficit of $37,772.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of June, 2008.

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