Form 10-Q
period 2008-10-31
Jesters Resources, Inc.
filed 2008-12-11
CIK 1413661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53522

JESTERS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

Room 10B, #28-2518 Longhua Road
Shanghai, P. R. China 200232
(Address of principal executive offices, including zip code)

011 86 021 5491 0221
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
1,000,000 as of December 8, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	July 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$4,777	$7,590
Total Current Assets	4,777	7,590
Mining property acquisition costs, less reserve for
impairment of $1,000	-	-
Total Assets	$4,777	$7,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	9,138	1,835
Due to related party	$46,510	$46,133
Total current liabilities	55,648	47,968
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 shares	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 1,000,000 shares	10	10
Additional paid-in capital	-	-
Deficit accumulated during
the exploration stage	(50,881)	(40,388)
Total stockholders' equity (deficiency)	(50,871)	(40,378)
Total Liabilities and Stockholders' Equity (Deficiency)	$4,777	$7,590

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
			Cumulative
			during the
			Exploration
			Stage (June 19,
	Three months	Three months	2007 To
	ended October	ended October	October 31,
	31, 2008	31, 2007	2008)

Revenue	$-	$-	$-

Costs and expenses
Mining property exploration and carrying costs	-	-	3,771
Impairment of mining property acquisition costs	-	-	1,000
General and administrative expenses	10,493	6,233	46,110
Total Costs and Expenses	10,493	6,233	50,881
Net Loss	$(10,493)	$(6,233)	$(50,881)

Net Loss per share
Basic and diluted	$(0.01)	$(0.01)

Number of common shares used to compute loss per share
Basic and Diluted	1,000,000	1,000,000

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period June 19, 2007 (Inception) to October 31, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001		Additional	During the	Stockholders’
	Par Value		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Common stock issued
- July, 2007 at $0.00001 per share	1,000,000	$10	$-	$-	10
Net loss for the period June 19,
2007 (inception) to July 31, 2007	-	-	-	(14,580)	(14,580)
Balance, July 31, 2007	1,000,000	10		(14,580)	(14,570)
Net loss for year ended July 31, 2008	-	-	-	(25,808)	(25,808)
Balance, July 31, 2008	1,000,000	$10	$-	$(40,388)	$(40,378)
Unaudited:
Net loss for the three months
ended October 31, 2008	-	-	-	(10,493)	(10,493)
Balance, October 31, 2008	1,000,000	$10	$-	$(50,881)	$(50,871)

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
			Cumulative
			during the
			Exploration
			Stage (June 19,
	Three months	Three months	2007 To
	ended October	ended October	October 31,
	31, 2008	31, 2007	2008)

Cash Flows from Operating Activities
Net loss	$(10,493)	$(6,233)	$(50,881)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	-	1,000
Account payable	7,303	-	9,138
Net cash provided by (used for) operating activities	(3,190)	(6,233)	(40,743)

Cash Flows from Investing Activities
Mineral property acquisition cost	-	-	(1,000)
Net cash provided by (used for) investing activities	-	-	(1,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	10
Due to related party	377	2,588	46,510
Net cash provided by (used for) financial activities	377	2,588	46,520

Increase (decrease) in cash	(2,813)	(3,645)	4,777
Cash, beginning of period	7,590	10,003	-

Cash, end of period	$4,777	$6,358	$4,777

Supplemental Disclosures of Cash Flow Information:
Interest paid		$-	$-
Income taxes paid		$-	$-

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Expressed in US Dollars)
(Unaudited)

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

On September 12, 2008, the Securities and Exchange Commission (“SEC”) “declared effective” the Company’s registration statement on Form S-1 in connection with a public offering of up to 2,000,000 shares of common stocks at $0.10 per share, or $200,000 total. The offering is being self-underwritten on a “best efforts, all or none basis” as to the first 1,000,000 shares and on a “best efforts basis” as to the remaining 1,000,000 share for a period of up to 270 days. Subscription proceeds are to be maintained in a separate bank account until the Company receives a minimum of $100,000; in the event that 1,000,000 shares are not sold within 270 days, all money received is to be promptly returned to the subscribers.

Note 2 Interim Financial Statements

The unaudited financial statements as of October 31, 2008 for the three months ended October 31, 2008 and 2007, and for the period June 19, 2007 (inception) to October 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2008 and the results of operations and cash flows for the periods ended October 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended October 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended July 31, 2008 as included in our report on Form 10-K filed October 29, 2008.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Expressed in US Dollars)
(Unaudited)

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

Note 4 Due to Related Party

The $46,510 amount due to related party at October 31, 2008 is due the sole stockholder and former sole officer and director of the Company, is non-interest bearing, and is due on demand.

Note 5 Common Stock

In July 2007, the Company issued a total of 1,000,000 shares of common stock to its then sole officer and director for total cash proceeds of $10.

At October 31, 2008, there are no outstanding stock options or warrants.

Note 6 Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Expressed in US Dollars)
(Unaudited)

		Period from
		June 19, 2007
	Three months	(Date of
	ended	Inception) to
	October 31,	October 31,
	2008	2008

Expected tax at 35%	$(3,673)	$(17,808)
Increase in valuation
allowance	3,673	17,808
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	October 31,	July 31,
	2008	2008
Net operating loss
carryforward	$17,808	$14,136
Valuation allowance	(17,808)	(14,136)
Net deferred tax assets	$-	$-

No provision for income taxes has been recorded since the Company has incurred a net loss since inception. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $17,808 attributable to the future utilization of the net operating loss carryforward of $50,881 as of October 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $50,881 net operating loss carryforward expires $ 14,580 in year 2027, $25,808 in year 2028 and $10,493 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

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

     We issued 1,000,000 shares of common stock to our former sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $10. This was accounted for as an acquisition of shares. Yanhua Xu subsequently advanced funds to the Company to cover expenses such as incorporation, accounting and legal fees and for registering the property. The amount owed to Ms. Xu is non-interest bearing, unsecured and has no specific terms of repayment. Further, the agreement with Ms. Xu is oral and there is no written document evidencing the agreement.

     As of October 31, 2008, our total assets were $4,777 and our total liabilities were $55,648 for a stockholders’ deficiency of $50,871.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of December, 2008.

JESTERS RESOURCES, INC.

BY:	HAO ZENG
Hao Zeng, President, Principal Accounting
Officer, Principal Executive Officer, Principal
Financial Officer, Secretary, Treasurer and sole
member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.