Form 10-Q
period 2009-01-31
Jesters Resources, Inc.
filed 2009-03-16
CIK 1413661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

011 86 021 5491 0221
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
1,000,000 as of March 5, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

		January 31,	July 31,
		2009	2008
		(Unaudited)

	ASSETS

Current Assets
Cash		$4,731	$7,590
Total Current Assets		4,731	7,590
Mining property acquisition costs, less reserve for
impairment of $1,000		-	-
Total Assets		$4,731	$7,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Account payable and accrued liabilities		12,000	1,835
Due to related party		$46,510	$46,133
Total current liabilities		58,510	47,968
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 shares		-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 1,000,000 shares		10	10
Additional paid-in capital		-	-
Deficit accumulated during
the exploration stage		(53,789)	(40,388)
Total stockholders' equity (deficiency)		53,779)	(40,378)
Total Liabilities and Stockholders' Equity (Deficiency)		$4,731	$7,590

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

								Cumulative
								during the
		Three		Three		Six	Six	Exploration
		months		months		months	months	Stage (June
		ended		ended		ended	ended	19,
		January		January		January	January	2007 To
		31,		31,		31,	31,	January
		2009		2008		2009	2008	31, 2009

Revenue	$		$		$		$-	$-

Costs and expenses
Mining property exploration and carrying		-		-		-	-	3,771
costs
Impairment of mining property acquisition		-		-		-	-	1,000
costs
General and administrative expenses		2,908		14,446		13,401	20,679	49,018
Total Costs and Expenses		2,908		14,446		13,401	20,679	53,789
Net Loss		$(2,908)		$(14,446)		$(13,401)	$(20,679)	$(53,789)

Net Loss per share
Basic and diluted		$(0.00)		$(0.01)		$(0.01)	$(0.02)

Number of common shares used to compute loss per
share
Basic and Diluted		1,000,000		1,000,000		1,000,000	1,000,000

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period June 19, 2007 (Inception) to January 31, 2009
(Expressed in US Dollars)

				Deficit
	Common Stock,			Accumulated	Total
	$0.00001		Additional	During the	Stockholders’
	Par Value		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Common stock issued
- July, 2007 at $0.00001 per share	1,000,000	$10	$-	$-	$10
Net loss for the period June 19,
2007 (inception) to July 31, 2007	-	-	-	(14,580)	(14,580)
Balance, July 31, 2007	1,000,000	10		(14,580)	(14,570)
Net loss for year ended July 31, 2008	-	-	-	(25,808)	(25,808)
Balance, July 31, 2008	1,000,000	$10	$-	$(40,388)	$(40,378)
Unaudited:
Net loss for the three months
ended October 31, 2008	-	-	-	(10,493)	(10,493)
Balance, October 31, 2008	1,000,000	$10	$-	$(50,881)	$(50,871)
Net loss for the three months
ended January 31, 2009	-	-	-	(2,908)	(2,908)
Balance, January 31, 2009	1,000,000	$10	$-	$(53,789)	$(53,779)

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
	Six months	Six months	Exploration
	ended	ended	Stage (June 19,
	January 31,	January 31,	2007 To January
	2009	2008	31, 2009

Cash Flows from Operating Activities
Net loss	$(13,401)	$(20,679)	$(53,789)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	-	1,000
Account payable and accrued liabilities	10,165	-	12,000
Net cash provided by (used for) operating	(3,236)	(20,679)	(40,789)
activities

Cash Flows from Investing Activities
Mineral property acquisition cost		-	(1,000)
Net cash provided by (used for) investing	-	-	(1,000)
activities

Cash Flows from Financing Activities
Proceeds from issuance of common stock		-	10
Due to related party	377	12,738	46,510
Net cash provided by (used for) financial	377	12,738	46,520
activities

Increase (decrease) in cash	(2,859)	(7,941)	4,731
Cash, beginning of period	7,590	10,003	-

Cash, end of period	$4,731	$2,062	$4,731

Supplemental Disclosures of Cash Flow
Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
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

Note 2 Interim Financial Statements

The unaudited financial statements as of January 31, 2009 and for the three and six months ended January 31, 2009 and 2008, and for the period June 19, 2007 (inception) to January 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2009 and the results of operations and cash flows for the periods ended January 31, 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended January 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

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
January 31, 2009
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

Note 4   Due to Related Party

The $46,510 amount due to related party at January 31, 2009 is due the sole stockholder and former sole officer and director of the Company, is non-interest bearing, and is due on demand.

Note 5   Common Stock

In July 2007, the Company issued a total of 1,000,000 shares of common stock its then sole officer and director for total cash proceeds of $10.

At January 31, 2009, there are no outstanding stock options or warrants.

Note 6   Income Taxes

The provisions for (benefit from) income taxes differ from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the differences follow:

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Expressed in US Dollars)
(Unaudited)

Period from
	Six months	June 19, 2007
	ended	(Date of
	January 31,	Inception) to
	2009	January 31,
2009

Expected tax at 35%	$(4,690)	$(18,826)
Increase in valuation	4,690	18,826
allowance
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	January 31,	July 31,
	2009	2008
Net operating loss	$18,826	$14,136
carryforword
Valuation allowance	(18,826)	(14,136)
Net deferred tax assets	$-	$-

No provisions for income taxes have been recorded since the Company has incurred net losses since inception. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $18,826 attributable to the future utilization of the net operating loss carryforward of $53,789 as of January 31, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $53,789 net operating loss carryforward expires $ 14,580 in year 2027, $25,808 in year 2028 and $13,401 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     As of January 31, 2009, our total assets were $4,731 and our total liabilities were $58,510 for a stockholders’ deficiency of $53,779.

Recent Accounting Pronouncements

     Certain accounting pronouncements have been issued by the FASB and other standards setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 4.    CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2009.

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