Form 10-Q
period 2009-04-30
Jesters Resources, Inc.
filed 2009-06-15
CIK 1413661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000 as of June 10, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	July 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$712	$7,590
Total Current Assets	712	7,590
Mining property acquisition costs, less reserve for
impairment of $1,000	-	-
Total Assets	$712	$7,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Account payable and accrued liabilities	9,500	1,835
Due to related party	$46,510	$46,133
Total current liabilities	56,010	47,968
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 shares	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 1,000,000 shares	10	10
Additional paid-in capital	-	-
Deficit accumulated during
the exploration stage	(55,308)	(40,388)
Total stockholders' equity (deficiency)	(55,298)	(40,378)
Total Liabilities and Stockholders' Equity (Deficiency)	$712	$7,590

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

								Cumulative
								during the
								Exploration
		Three months		Three months		Nine months	Nine months	Stage (June 19,
		ended April		ended April		ended April	ended April	2007 To April
		30, 2009		30, 2008		30, 2009	30, 2008	30, 2009)

Revenue	$		$		$		$-	$-

Costs and expenses
Mining property exploration and carrying costs		-		-		-	-	3,771
Impairment of mining property acquisition costs		-		-		-	-	1,000
General and administrative expenses		1,519		2,523		14,920	23,202	50,537
Total Costs and Expenses		1,519		2,523		14,920	23,202	55,308
Net Loss		$(1,519)		$(2,523)		$(14,920)	$(23,202)	$(55,308)

Net Loss per share
Basic and diluted		$(0.00)		$(0.00)		$(0.01)	$(0.02)

Number of common shares used to compute loss per share
Basic and Diluted		1,000,000		1,000,000		1,000,000	1,000,000

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 19, 2007 (Inception) to April 30, 2009
(Expressed in US Dollars)

Deficit
Accumulated	Total
Common Stock, $0.00001	Additional	During the	Stockholders’
Par Value	Paid-in	Exploration	Equity
Shares	Amount	Capital	Stage	(Deficiency)

Common stock issued
-	July, 2007 at $0.00001 per share	1,000,000	$10	$-	$-	$10
Net loss for the period June 19,
2007 (inception) to July 31, 2007	-	-	-	(14,580)	(14,580)
Balance, July 31, 2007	1,000,000	10	(14,580)	(14,570)
Net loss for the year ended July 31, 2008	-	-	-	(25,808)	(25,808)
Balance, July 31, 2008	1,000,000	$10	$-	$(40,388)	$(40,378)
Unaudited:
Net loss for the three months
ended October 31, 2008	-	-	-	(10,493)	(10,493)
Balance, October 31, 2008	1,000,000	$10	$-	$(50,881)	$(50,871)
Net loss for the three months
ended January 31, 2009	-	-	-	(2,908)	(2,908)
Balance, January 31, 2009	1,000,000	$10	$-	$(53,789)	$(53,779)
Net loss for the three months
ended April 30, 2009	-	-	-	(1,519)	(1,519)
Balance, April 30, 2009	1,000,000	$10	$-	$(55,308)	$(55,298)

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
			Exploration
	Nine months	Nine months	Stage (June 19,
	ended April 30,	ended April 30,	2007 To April 30,
	2009	2008	2009)

Cash Flows from Operating Activities
Net loss	$(14,920)	$(23,202)	$(55,308)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mining property acquisition costs	-	-	1,000
Account payable and accrued liabilities	7,665	1,005	9,500
Net cash provided by (used for) operating activities	(7,255)	(22,197)	(44,808)

Cash Flows from Investing Activities
Mineral property acquisition cost		-	(1,000)
Net cash provided by (used for) investing activities	-	-	(1,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		-	10
Due to related party	377	12,738	46,510
Net cash provided by (used for) financial activities	377	12,738	46,520

Increase (decrease) in cash	(6,878)	(9,459)	712
Cash, beginning of period	7,590	10,003	-

Cash, end of period	$712	$544	$712

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
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

On September 12, 2008, the Securities and Exchange Commission (“SEC”) “declared effective” the Company’s registration statement on Form S-1 in connection with a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. The offering was self-underwritten on a “best efforts, all or none basis” as to the first 1,000,000 shares and on a “best efforts basis” as to the remaining 1,000,000 shares for a period of up to 270 days. Subscription proceeds were to be maintained in a separate bank account until the Company received a minimum of $100,000; in the event that 1,000,000 shares was not sold within 270 days, all money received was to be promptly returned to the subscribers. On June 9, 2009, the public offering expired with no subscription proceeds.

Note 2	Interim Financial Statements

The unaudited financial statements as of April 30, 2009 and for the three and nine months ended April 30, 2009 and 2008, and for the period June 19, 2007 (inception) to April 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2009 and the results of operations and cash flows for the periods ended April 30, 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

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
April 30, 2009
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

The $46,510 amount due to related party at April 30, 2009 is due the sole stockholder and former sole officer and director of the Company, is non-interest bearing, and is due on demand.

Note 5	Common Stock

In July 2007, the Company issued a total of 1,000,000 shares of common stock to its then sole officer and director for total cash proceeds of $10.

At April 30, 2009, there are no outstanding stock options or warrants.

Note 6    Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the differences follow:

JESTERS RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Expressed in US Dollars)
(Unaudited)

		Period from June
	Nine months	19, 2007 (Date of
	ended	Inception) to
	April 30, 2009	April 30, 2009

Expected tax at 35%	$(5,222)	$(19,358)
Increase in valuation allowance	5,222	19,358
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	April 30,	July 31,
	2009	2008
Net operating loss carryforward	$19,358	$14,136
Valuation allowance	(19,358)	(14,136)
Net deferred tax assets	$-	$-

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.  Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $19,358 attributable to the future utilization of the net operating loss carryforward of $55,308 as of April 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $55,308 net operating loss carryforward expires $ 14,580 in year 2027, $25,808 in year 2028 and $14,920 in year 2029.

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it, or because it is not economically feasible to do it, we will suspend exploration operations.

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

We estimate the cost of drilling will be $20 per foot drilled.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. To pay the consultants and develop the reserves, we will have to raise any funds. As of the date of this report, we have no plans to raise any funds.  The term of our public offering expired on June 9, 2009 and we did not raise any money.  Therefore, we have no money to begin exploration.

Milestones

We have only one milestone:   to raise funds to begin exploration.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to initiate operations.

Liquidity and Capital Resources

We have no plans to raise any money at this time. Our public offering expired and we did not raise any money.

Mr. Zeng has agreed to advance funds as needed until we raise money to begin exploration activities and has agreed to pay the cost of reclaiming the property should mineralized material not be found. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Zeng has agreed to advance the funds, the agreement is unenforceable as a matter of law since there is no consideration for his agreement. At the present time, we have not made any arrangements to raise any cash.

We acquired one mineral claim containing eight cells. We will begin our exploration plan upon raising $100,000.

Since inception, we have issued 1,000,000 shares of our common stock and received $10.

We issued 1,000,000 shares of common stock to Yanhua Xu, our former sole officer and director, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $10. This was accounted for as an acquisition of shares. Ms. Xu subsequently advanced funds to the Company to cover expenses such as incorporation, accounting and legal fees and for registering the property. The amount owed to Ms. Xu is non-interest bearing, unsecured and has no specific terms of repayment. Further, the agreement with Ms. Xu is oral and there is no written document evidencing the agreement.

As of April 30, 2009, our total assets were $712 and our total liabilities were $56,010 for a stockholders’ deficiency of $55,298.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standards setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.          UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 12, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-153331) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On June 9, 2009, our public offering expired as a matter of law with no shares having been sold.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of June, 2009.

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